Form 10QSB
period 2007-09-30
International Mergers & Acquisitions Corp
filed 2007-11-14
CIK 1405127

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No.
_______________

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(Exact name of small business issuer as specified in its charter)
_______________

Florida	65-0968841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Seneca Blvd
Winter Springs, FL 32708
(Address of principal executive offices)(Zip Code)

407-341-5498
(Registrant’s telephone no., including area code

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007: 9,000,000 shares of common stock.

 INTERNATIONAL MERGERS AND ACQUISITIONS CORP.

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Control and Procedures

Part II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
(F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNUAUDITED)

ASSETS

CURRENT ASSETS
Cash	$46,893

TOTAL ASSETS	$46,893

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,702
Accrued Expenses	23,000

TOTAL CURRENT LIABILITIES	24,702

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,000,000 issued and outstanding	9,000
Additional paid-in capital	514,145
Stock Subscription Receivable	(33,300)
Deferred Stock Compensation	(356,932)
Accumulated deficit during development stage	(110,722)
TOTAL STOCKHOLDERS' EQUITY	22,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,893

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
(F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
(Unaudited)

	For the Three Month Ended		Nine Months Ended		For the Period from December 17, 1999
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007

Operating Expenses
Consulting expense	$49,890	$-	$49,890	$-	$49,890
Professional fees	34,818		34,818		$41,788
Salary expense	12,446		12,446		12,446
General and administrative	4,998	-	5,148	150	6,598
Total Operating Expenses	102,152	-	102,302	150	110,722

Loss from Operations	(102,152)	-	(102,302)	(150)	(110,722)

Other Expense
Interest Expense	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(102,152)	$-	$(102,302)	$(150)	$(110,722)

Net Loss Per Share - Basic and Diluted	$(0.01)	$-	$(0.03)	$-

Weighted average number of shares outstanding
during the period - basic and diluted	8,680,354	1,000,000	3,588,251	1,000,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
(F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from December 17, 1999
	For the Nine Months Ended September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(102,302)	$(150)	$(110,722)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	150	150	7,570
Non cash stock compensation	49,890	-	49,890
Changes in operating assets and liabilities:
Increase in accrued expenses	23,000	-	23,000
Increase in accounts payable	1,702	-	1,702
Net Cash Provided by (Used In) Operating Activities	(27,560)	-	(28,560)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	74,453	-	75,453
Net Cash Provided by Financing Activities	74,453	-	75,453

Net Increase (Decrease) in Cash	46,893	-	46,893

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$46,893	$-	$46,893

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTUES GROUP III, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2007 and 2006 there were no common share equivalents outstanding.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTUES GROUP III, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTUES GROUP III, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Amendment to Articles of Incorporation

During June 2007, the Company amended its Articles of Incorporation to change its name from Capital Ventures Group III, Inc. to International Mergers & Acquisitions Corp. and change the capital structure to reflect 100,000,000 common and 10,000,000 blank check preferred shares with a par value of $0.001.  The financial statements have been retroactively adjusted to reflect the changes.

(B) Contribution of Common Stock

During June 2007, the principal stockholder contributed 122,500 shares of common stock to the Company for no consideration.  The shares were cancelled by the Company upon receipt.

 (C) Common Stock Issued for Cash

On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

During July 2007, the Company issued 6,750,000 shares of common stock to four individuals for cash of $6,750 ($0.001 per share).

During July 2007, the Company issued 270,000 shares of common stock to three individuals for cash of $99,900 ($0.37 per share).  As of September 30, 2007, a subscription receivable of $33,300 remains uncollected.

(D) In-Kind Contribution

For the period ended September 30, 2007 the stockholder of the Company paid $150 of operating expenses on behalf of the Company (See Note 3).

During 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $150, $550, $150, $150, $150, $150, $150 and $5,970, respectively, of operating expenses on behalf of the Company (See Note 3).

(E) Stock issued for Services

In July 2007, the Company entered into advisory agreements with five individuals to   provide assist with the due diligence, strategic planning, marketing, negotiation, and closing activities with a target company. The agreements call for the advisors to provide services for a period of two years.  In addition the Company sold the advisors 652,500 shares of common stock for cash proceeds of $653 and recorded the fair value of the common stock of $241,425. The fair value of the common stock will be recognized over the term of the agreements. For the period ended September 30, 2007, the Company has recognized consulting expense of $49,890 under the agreements.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTUES GROUP III, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

During June 2007, the Company issued 450,000 shares of common stock to its CEO under an employment agreement for cash of $450 and recorded the fair value of the common stock of $166,050.  The fair value of the common stock will be recognized over the term of the agreement.

NOTE 3	COMMITMENTS AND CONTINGINCIES

(A) Employment Agreement

On June 28, 2007, the Company entered into an employment agreement with an individual to become the CEO.  The agreement calls for a monthly salary of $4,000 and 450,000 shares of common stock that vest monthly over a two year period.  The employment agreement is at will and can be terminated immediately by the Company or the CEO with 60 days notice

(B) Consulting Agreements

During July 2007, the Company entered into five separate advisory agreements with individuals to serve advisors to assist with the due diligence, strategic planning, marketing, negotiation, and closing activities with a target company.  The advisory agreements call for the issuance of a total of 652,500 shares of common stock.  The shares vest monthly over a two year period and were valued at a recent cash offering price of $0.37 per share.

During June 2007, the Company entered into a consulting agreement for strategic planning services for a period of twelve months for a monthly fee of $5,000.

NOTE 4	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $7,570 of expenses on behalf of the Company from inception (See Note 2).

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTUES GROUP III, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 5	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of November 13, 2007, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation

We did not have any operating income from inception through September 30, 2007. From inception through the period ended September 30, 2007, we recognized a net loss from operations of $110,722. For the nine months ended September 30, 2007, we recognized a net loss from operations of $102,302. Expenses for the nine months were comprised of costs mainly associated with consulting, legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2007, we had cash of $46,893. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made.

The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities.

Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our  results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  September 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated  to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.                                Changes in Securities.

During June 2007, the Company amended its Articles of Incorporation to change its name from Capital Ventures Group III, Inc. to International Mergers & Acquisitions Corp. and change the capital structure to reflect 100,000,000 common and 10,000,000 blank check preferred shares with a par value of $0.001.  The financial statements have been retroactively adjusted to reflect the changes.

During June 2007, we issued the following securities which were not registered as follows:

Name	Number of Shares	Consideration

Don Mitchell	2,250,000	$2,250
Alan Ajamian	2,250,000	$2,250
Christopher James	2,250,000	$2,250
Robert Palumbo	450,000(1)	$450
Dipak Rajhansa	135,000(2)	$135
Phil Robertson	90,000(2)	$90
Biltmore Investment Partners, Inc.	247,500(2)	$247.50
Christopher James	90,000(2)	$90

(1) Pursuant to the employment agreement, Mr. Palumbo was issued 450,000 shares of our common stock for the payment of par value, $.001 per share, of $450.  Such shares vest over two years in the following manner:  18,750 shares per month.  If the Agreement is terminated in accordance with its terms, any shares that have not vested shall be forfeited and the Company shall return any payment for the non-vested shares.

(2) Pursuant to their advisory board agreements with the Company, Dipak Rahjansa, Phil Robertson, Biltmore Investment Partners, Inc., Christopher James and Greg Pilcher were issued shares of the Company’s common stock for the payment of par value, $.001 per share, which vest over two years.  If their advisory board agreements are terminated in accordance with its terms, any shares that have not vested shall be forfeited and the Company shall return any payment for the non-vested shares.

With respect to the issuance of all of the shares set forth above, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended for an exemption from registration.

During July 2007, the Company issued 270,000 shares of common stock to three individuals for cash of $99,900 ($0.37 per share).  As of September 30, 2007, a subscription receivable of $33,300 remains uncollected.  With respect to the issuance of all of the shares set forth above, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended for an exemption from registration.

Item 3.                                Defaults Upon Senior Securities.

None

Item 4.                                Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.                                Other Information.

None

Item 6.                                Exhibits and Reports of Form 8-K.

(a)                   Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                   Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.

By: /s/ Robert Palumbo
Robert Palumbo
President, Chief Executive Officer, CFO, and Director

November 14, 2007