Form 10KSB
period 2007-12-31
International Mergers & Acquisitions Corp
filed 2008-03-31
CIK 1405127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  000-52717

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(Exact name of issuer as specified in its charter)

Florida	65-0968841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Seneca Blvd Winter Springs, FL	32708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407)-341-5498

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of March 31, 2008: 9,000,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☒  No☐

i

PART I

Item 1.    Description of Business.

International Mergers and Acquisitions Corp. (the “Company”) was incorporated on December 19, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company. We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     ▫    the ability to use registered securities to make acquisitions of assets or businesses;
     ▫    increased visibility in the financial community;
     ▫    the facilitation of borrowing from financial institutions;
     ▫    improved trading efficiency;
     ▫    shareholder liquidity;
     ▫    greater ease in subsequently raising capital;
     ▫    compensation of key employees through stock options for which there may be a market valuation;
     ▫    enhanced corporate image;
     ▫    a presence

POTENTIAL TARGET COMPANIES

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. A business entity, if any, which may be interested in a business combination with us, may include the following:

     ▫    a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
     ▫    a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     ▫    a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
     ▫    a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
     ▫    a foreign company which may wish an initial entry into the United States securities market;
     ▫    a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
     ▫    a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company issued and outstanding common stock of the Company, and may include supplementing the current management and board of directors or forms of transactional aids or controls.  No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Item 2.    Description of Property.

The Company has no properties and at this time has no agreements to acquire any properties. Our corporate office is located at, 1835 Seneca Blvd, Winter Springs, FL. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

Item 3.    Legal Proceedings.

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

(A)

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Recent Sales of Unregistered Securities

We have sold securities which were not registered as follows:

Date	Name	Number of Shares	Consideration

12/17/1999	Peter Goldstein	1,000,000 (1)	$1,000
6/30/2007	Don Mitchell	2,250,000	$2,250
6/30/2007	Alan Ajamian	2,250,000	$2,250
6/30/2007	Christopher James	2,250,000	$2,250
6/30/2007	Robert Palumbo	450,000(2)	$450
6/30/2007	Dipak Rajhansa	135,000(3)	$135
6/30/2007	Phil Robertson	90,000(3)	$90
6/30/2007	Biltmore Investment	247,500(3)	$247.50
	Partners, Inc.
6/30/2007	Christopher James	90,000(3)	$90
6/30/2007			$90

(1)
On June 30, 2007, Mr. Goldstein, our former sole officer and director, resigned and agreed to cancel 122,500 of his shares. Mr. Goldstein is a registered principal of Grandview Capital, Inc., a registered broker-dealer.

(2)
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

(3)
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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by the Company or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

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

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of March 31, 2008, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

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

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2007 is our cash on hand and notes receivable. Our cash and cash equivalents were $25,582 and $0 as of December 31, 2007 and 2006, respectively.  Our current assets totaled $55,405 on December 31, 2007. Our current liabilities were $69,226 on December 31, 2007. Working capital was $(13,821) as of December 31, 2007.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.   Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-20.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures.  As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal year end that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 8B.       Other Information

None.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table furnishes the information concerning our directors and officers.

Name	Age	Position
Robert Palumbo	48	President, Chief Executive Officer, Chief Financial Officer

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Robert Palumbo has been our President, Chief Executive Officer and Chairman of the Board of Directors since June 30, 2007. From March 2006 to present, Mr. Palumbo has been the Chief Financial Officer of Stratis Authority, Inc.  In such capacity he is responsible for the financial management of a portfolio of fourteen companies. The companies provide security related products and services which range from closed circuit television systems and mobile satellite uplinks to high level fraud investigation services and classified work under DoD contracts.  The position requires budgeting, cash management and consolidation skills and calls for continuous staffing and management of accounting personnel in a high growth environment. From July 1995 to March 2006, Mr. Palumbo was the Executive vice President and Chief Financial Officer for Advanced Information Systems Group, Inc. In such capacity he managed all aspects of finance and accounting for a multi-divisional operation.  Divisions encompassed commercial and government ventures with eight profit centers, operations in nine states and one international location.  The position reported to the CEO and board of directors and was responsible for a broad range of financial matters including cash management, strategic planning, budgeting, taxes, legal affairs/litigation and risk management.  Specific duties consist of negotiating all aspects relating to banking and vendor relationships to include credit lines, term loans, operating and capital leases, government contracts, vendor contracts and subcontracts.  He was also responsible for consolidations, policy formulation and implementation, strategic planning and staffing.

Mr. Palumbo received his bachelor of science in Business Administration from Bryant College in Smithfield, Rhode Island in 1982 and received his Masters of Business Administration from Rollins College- Roy E. Crummer Graduate School of Business in Winter Park, Florida in 1993.

Mr. Palumbo has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 40 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Advisory Board Agreements

The Company has entered into Advisory Board Agreements with Dipak Rajhansa, Phil Robertson, Christopher James, Greg Pilcher and Biltmore Investment Partners, Inc. Pursuant to their advisory board agreements with the Company, each of these members agreed to perform those functions generally performed by persons of such title and position and shall perform any and all related duties and shall have any and all powers as may be prescribed by resolution of the Advisory Board, and shall be available to confer and consult with and advise the Company’s officers and directors at such times that may be required.  The advisors also agree to attend a meeting, in person or telephone, with the Company’s management each calendar quarter lasting no more than one business day.

In consideration for such services, these members were issued shares of the Company’s common stock for the payment of par value, $.001 per share which vest over two years.  If the Agreement is terminated in accordance with its terms, any shares that have not vested shall be forfeited and the Company shall return any payment for the non-vested shares.  The following sets forth the shares issued, consideration paid and vesting amounts:

Advisor	Share Issued	Price Paid	Vesting Period

Dipak Rajhansa	135,000 shares	$135	5,625 per month
Phil Robertson	90,000 shares	$90	3,750 per month
Don Mitchell*	247,500 shares	$247.50	10,312.50 per month

Christopher James	90,000 shares	$90	3,750 per month
Greg Pilcher	90,000 shares	$90	3,750 per month

* Mr. Don Mitchell is the President of Biltmore Investment Partners, Inc.,

Advisory Board Members

Christopher James holds a BS in Political Science from the University of Oregon, (1970) and a JD from University of Oregon Law School (1974).  Since admission to the bar his practice has focused on commercial transaction and litigation across a broad range of subject areas.   In the last ten years, his transaction practice has focused on mergers and acquisitions, strategic business combinations and early stage business development. In his practice, Mr. James has been general counsel to various organizations and companies, including: a national restaurant group; the nation's largest regional technology trade show producer; a leading Northwest beverage distributor; and leading regional businesses in information technology, equipment manufacturer and building products.  Mr. James has represented business owners who sold to public companies or private equity firms in a variety of industries, including restaurants, information technology consulting, beverage distribution, event production, clothing, and agriculture. Mr. James also counsels real estate owners and developers.  Mr. James also advises companies on the development and protection of intellectual property, products and branding.

Mr. Don Mitchell has more than 35 years of diversified leadership experience with major U.S. and international corporations.  His principle areas of expertise are in Finance, International Business Development, Business Organizations and Sales.  He served as an officer and director of several international companies. In this capacity he has directed several multi-million dollar sales and marketing programs. Mr. Mitchell began his business career with Parke, Davis & Company where he conducted field research and assisted in developing domestic and international sales.  As Vice-President of the Columbia Broadcasting System (CBS), he directed federal programs for the CBS Educational Group, covering all Washington, D.C. governmental agencies and interfacing with state agencies for the 50 states. Beginning in 1968, Mr. Mitchell began to specialize in the development of bank line financing and capitalization for small and mid-range companies.  He has developed and managed small IPOs and Private Placement Investment vehicles.  He has consulted in international import-export and government relations for small and large corporations.  His expertise ranges from the development of comprehensive business plans for corporate implementation to mergers and acquisitions.  Currently Mr. Mitchell is a consultant to the executive staff of the American Stock exchange, (AMEX), and serves as Chairman of the Advisory Boards of three U.S. corporations and one international corporation.

Mr. Phil Robertsonhas more than 30 years of media experience. He has been a reporter, editor and publisher of both newspapers and magazines. Mr. Robertson received his Journalism and Communications degree at the University of Florida. He received a First Place Award for Investigative Journalism from the Florida Society of Newspaper Editors while a reporter for the Palm Beach Daily News. While president of Grant Douglas Publishing, Inc., Mr. Robertson published three national magazines, Opportunist, Stockbroker Magazine and Relations, Inc. He also designed and wrote research reports/corporate profiles for 32 client companies. Most recently, Mr. Robertson was communications director for Cardiovascular Sciences, Inc.

Dipak Rajhansais president of Magellan Consulting Group, a consulting firm focused on early stage medical device companies effectively commercialize their products.  Magellan’s clients include both operating companies as well as venture capitalists.  Prior to Magellan, Dipak was a regional sales manager for Hand Innovations prior to its being acquired by DePuy Orthopedics, a Johnson and Johnson company for $250 million and also held various positions with United States Surgical Corporation.  Mr. Rajhansa has held a variety of sales and marketing positions in the medical and consumer products industries, and began his career with Procter and Gamble. Mr. Rajhansa earned a BA in political science from Washington University and an MBA from New York University.

Greg Pilcher: Farm Credit System, Salem Oregon 1974-1983 Willamette Production Credit Association. Agricultural loan officer, direct lending to diversified agricultural enterprises of the Willamette Valley.  Vice President/ Assistant manager, responsible for credit administration, correspondent relationships, lending officers. Oregon First Bank 1983-1987 Salem, Oregon, (Subsidiary Moore Financial Group , Boise Idaho) Commercial Loan Officer/ Branch manager, $20 million and smaller business and real estate lending relationships. Branch Administration. Iseli Nursery Inc 1987-present, Boring, Oregon.  President and General Manager. 225 employee Containerized ornamental plant grower and nationwide marketer. Acquired in 1997 by private equity, International Garden Products.  www.iseli-nursery.com. Real estate investor, developer 1989- present Washington, Oregon , Nevada. Financial advisor 1987- present Small business and agricultural enterprises. Graduated Oregon State University 1974 BS agriculture.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.    Executive Compensation

Summary Compensation Table

Name and Principle Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s) (US$)	Securities Underlying Options/SARs (#)	LTIP Payouts (US$)
Robert Palumbo President, Chief Executive Officer, Chief Financial Officer	2007 2006	24,000 0	0 0	0 0	41,625 0	0 0	0 0

Employment Agreement

Mr. Palumbo has an employment agreement with the Company to act as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. In consideration for such services, Mr. Palumbo is to receive $2,000 per month in cash and $2,000 per month will be accrued until such time as the Company has raised at least $500,000 in a private placement.  In addition, pursuant to the employment agreement, Mr. Palumbo was issued 450,000 shares of our common stock for the payment of par value, $.001 per share, of $450.  Such shares vest over two years in the following manner:  18,750 shares per month.  If the Agreement is terminated in accordance with its terms, any shares that have not vested shall be forfeited and the Company shall return any payment for the non-vested shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Global Wataire with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class(3)

Robert Palumbo	450,000 (1)	5%
President, CEO, CFO
and Director
1835 SENECA BLVD.,
WINTER SPRINGS, FL 32708

Don Mitchell	2,250,000	25%
525 Melrose Ave.
Winter Park, FL 32789

Alan Ajamian	2,250,000	25%
Trout Brook Court
Chester, New Jersey 07930

Christopher James	2,250,000	25%
4610 N. W Seblar Terrace
Portland, Oregon, 97210

Peter Goldstein (2)	877,500	9.75%
11053 Canary Island Court
Plantation, Fl 33324

(1)  Pursuant to his employment agreement with the Company, Mr. Palumbo was issued 450,000 shares of our common stock for the payment of par value, $.001 per share, of $450.  Such shares vest over two years in the following manner:  18,750 shares per month.  If the Agreement is terminated in accordance with its terms, any shares that have not vested shall be forfeited and the Company shall return any payment for the non-vested shares.

(2) Peter Goldstein is a registered principal of Grandview Capital, Inc, a registered broker-dealer.

(3)  Based upon 9,000,000 shares issued and outstanding as of March 31, 2008.

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

To date, we have issued a total of 8,200,000 shares of Common Stock to the following persons for a total of $8,200 in cash:

Name	Number of Total Shares		Consideration

Peter Goldstein	1,000,000	(1)	$1,000
Don Mitchell	2,250,000		$2,250
Alan Ajamian	2,250,000		$2,250
Christopher James	2,250,000		$2,250
Robert Palumbo	450,000	(2)	$450

(1)
On June 30, 2007, Mr. Goldstein, our former sole officer and director, resigned and agreed to cancel 122,500 of his shares. Mr. Goldstein is the President of Global Business Resources, Inc. On July 2, 2007 Global Business Resources, Inc. entered into a consulting agreement with the Company. Mr. Goldstein is a registered principal of Grandview Capital, Inc., a registered broker-dealer.

(2)
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

Item 13.    Exhibits.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	Bylaws *
10.1	Robert Palumbo Employment Contract*
14	Code of Ethics
31.1
Certification of Robert Palumbo, Chief Executive Officer, and Chief Financial Officer of International Mergers and Acquisitions Corp., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Robert Palumbo, Chief Executive Officer and Chief Financial Officer of International Mergers and Acquisitions Corp., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Form 10SB12G, filed on July 6, 2007(File No. 000-52717)

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007 and 2006, we were billed approximately $8,357 and $8,481 respectively, for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal year ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and 2006.

Audit Related Fees

For our fiscal year ended December 31, 2007 and 2006, we were not billed for professional services rendered for audit related fees.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

By:   /s/ Robert Palumbo
Robert Palumbo,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Palumbo	President,	March 31, 2008
Robert Palumbo	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO DECEMBER 31, 2007

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO DECEMBER 31, 2007

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO DECEMBER 31, 2007

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
International Mergers and Acquisitions, Corp.

We have audited the accompanying balance sheets of International Mergers and Acquisitions, Corp. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive income, changes in stockholders' deficiency and cash flows for the two years then ended and the period from December 19, 1999 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of International Mergers and Acquisitions, Corp. (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended and the period from December 19, 1999, (Inception), to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage with no operations, has an accumulated deficit from inception of $197,722, negative cash flows from operations since inception of $44,371 and a stockholders deficit of $13,821.These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida February 28, 2008

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(F/K/A CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

ASSETS
	2007	2006

Cash	$25,582	$-
Note receivable	29,500	-
Accrued interest on note receivable	323	-
Tota Current Assets	55,405	-

Total Assets	$55,405	-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses	$963	$-
Accrued payroll	14,000	-
Accrued consulting expense	30,000	-
Note payable, shareholder	24,000	-
Accrued interest on note payable, shareholder	263	-
Total Current Liabilities	69,226	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
9,000,000 and 1,000,000 shares issued and outstanding, respectively	9,000	1,000
Additional paid-in capital	514,145	7,420
Deferred stock compensation	(305,944)	-
Stock subscription receivable	(33,300)	-
Deficit accumulated during the development stage	(197,722)	(8,420)

Total Stockholders' Deficiency	(13,821)	-

Total Liabilities and Stockholders' Deficiency	$55,405	$-

See accompanying notes to audited financial statements

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(F/K/A CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period from December 19, 1999
	For the Years Ended December 31,		(Inception) to
	2007	2006	December 31, 2007

Operating Expenses
Consulting	$131,593	$-	$131,593
Payroll	25,598	-	25,598
Professional fees	24,231	-	31,201
General and administrative	7,940	150	9,390
Total Operating Expenses	189,362	150	197,782

Loss from Operations	(189,362)	(150)	(197,782)

Other Income (Expense)
Interest income	323	-	323
Interest expense	(263)	-	(263)
Total Other Income (Expense)	60	-	60

Loss Before Provision for Income Taxes	(189,302)	(150)	(197,722)

Provision for income taxes	-	-	-

Net Loss	$(189,302)	$(150)	$(197,722)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	4,953,808	1,000,000

See accompanying notes to audited financial statements

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(F/K/A CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO DECEMBER 31, 2007

	$.001 Par Value		$.001 Par Value		Additional	accumulated during			Total
					paid-in	development	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Compensation	Deficiency

Balance December 19, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	-	1,000

In-kind contirubiton	-	-	-	-	5,970	-	-	-	5,970

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(6,970)	-	-	(6,970)

Balance December 31, 1999	-	-	1,000,000	1,000	5,970	(6,970)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2000	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2000	-	-	1,000,000	1,000	6,120	(7,120)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2001	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2001	-	-	1,000,000	1,000	6,270	(7,270)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2002	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2002	-	-	1,000,000	1,000	6,420	(7,420)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2003	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2003	-	-	1,000,000	1,000	6,570	(7,570)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2004	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2004	-	-	1,000,000	1,000	6,720	(7,720)	-	-	-

In-kind contirubiton	-	-	-	-	550	-	-	-	550

Net loss, 2005	-	-	-	-	-	(550)	-	-	(550)

Balance, December 31, 2005	-	-	1,000,000	1,000	7,270	(8,270)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss 2006	-	-	-	-	-	(150)	-	-	(150)

Balance, December 31, 2006	-	-	1,000,000	1,000	7,420	(8,420)	-	-	-

Shares returned and cancelled	-	-	(122,500)	(123)	123	-	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Shares issued for cash	-	-	7,020,000	7,020	99,630	-	(33,300)	-	73,350

Shares issued for services	-	-	1,102,500	1,103	406,822	-	-	(305,944)	101,981

Net loss 2007	-	-	-	-	-	(189,302)	-	-	(189,302)

Balance, December 31, 2007	-	$-	$9,000,000	9,000	$514,145	$(197,722)	$(33,300)	$(305,944)	$(13,821)

See accompanying notes to audited financial statements

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(F/K/A CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from December 19, 1999
	For the Year Ended December 31,		(Inception) to
	2007	2006	December 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(189,302)	$(150)	$(197,722)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	150	150	7,570
Deferred Compensation	100,878	-	100,878
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(323)	-	(323)
Increase in accounts payable and accrued expenses	45,226	-	45,226
Net Cash Provided by (Used In) Operating Activities	(43,371)	-	(44,371)

Cash Flow From Investing
Issuance of note receivable	(29,500)	-	(29,500)
Net Cash Used in Investing Activities	(29,500)	-	(29,500)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	74,453	-	75,453
Proceeds from shareholder loan	24,000	-	24,000
Net Cash Provided by Financing Activities	98,453	-	99,453

Net Increase (Decrease) in Cash	25,582	-	25,582

Cash at Beginning of the Year	-	-	-

Cash at End of theYear	$25,582	$-	$25,582

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to audited financial statements

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 AND 2006
NOTES TO FINANCIAL STATEMENTS

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

 (A) Organization

International Mergers and Acquisitions Corp. (f/k/a Capital Ventures Group III, Inc.) (a development stage company) (the "Company") was incorporated under the laws of the State of Florida on December 19, 1999. The Company was organized to provide business services and financing to emerging growth entities.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

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

(C) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31 2007 and 2006, and for the period from December 17, 1999 (inception) to December 31, 2007, respectively, there were no common share equivalents outstanding.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 AND 2006
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2007 and 2006, the Company has a net operating loss carryforward of approximately $87,458 and $150, respectively available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 and 2006 was $32,967 and $51 respectively. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $32,916.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Fair Value

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, note receivable, note payable, accrued expenses and note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 AND 2006
NOTES TO FINANCIAL STATEMENTS

(I) Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(J) Stock Based Compensation

Shares, warrants and options issued to non-employees for services are accounted for in accordance with and Emerging Issues Task Force Issue No. 96-18 (“ EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached. The Company measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with Statement of Financial Accounting Standards No. 123 (R), the fair value of stock options and warrants granted are estimated using the Black-Scholes option pricing model.

NOTE 2     NOTES RECEIVABLE

On November 21, 2007 the company advanced $29,500 to James Crowell.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  As at year end the note was in default.  Upon default of the note receivable the balance will accrue interest at a rate of 16%.  Total accrued interest income as at December 31, 2007 was $323.  The term of the note was subsequently extended to April 30, 2008.

NOTE 3     NOTES PAYABLE, SHAREHOLDER

On November 21, 2007 the company borrowed $24,000 from a shareholder.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  As at year end the note was in default.  Upon default of the note payable the balance will accrue interest at a rate of 16%.  Total accrued interest expense as at December 31, 2007 was $263.  The term of the note was subsequently extended to April 30, 2008.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 AND 2006
NOTES TO FINANCIAL STATEMENTS

NOTE 4      STOCKHOLDERS’ DEFICIENCY

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

During July 2007, the Company issued 270,000 shares of common stock to three individuals for cash of $99,900 ($0.37 per share).  As of December 31, 2007, a subscription receivable of $33,300 remains uncollected.

(D) In-Kind Contribution

For the year ended December 31, 2007 the stockholder of the Company paid $150 of operating expenses on behalf of the Company (See Note 5).

During 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $150, $550, $150, $150, $150, $150, $150 and $5,970, respectively, of operating expenses on behalf of the Company (See Note 5).

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 AND 2006
NOTES TO FINANCIAL STATEMENTS

(E) Stock issued for Services

In July 2007, the Company entered into advisory agreements with five individuals to provide assistance with the due diligence, strategic planning, marketing, negotiation, and closing activities with a target company. The agreements call for the advisors to provide services for a period of two years.  In addition the Company sold the advisors 652,500 shares of common stock for cash proceeds of $653 and recorded the fair value of the common stock of $241,425. The fair value of the common stock will be recognized over the term of the agreements. For the year ended December 31, 2007, the Company has recognized consulting expense of $60,356 under the agreements.

During June 2007, the Company issued 450,000 shares of common stock to its CEO under an employment agreement for cash of $450 and recorded the fair value of the common stock of $166,500.  For the year ended December 31, 2007, the Company has recognized consulting expense of $41,625 under the agreements.

NOTE 5      RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $7,570 of expenses on behalf of the Company from inception (See Note 4 (D)).

A stockholder in the company advanced $24,000 under the terms of a note payable (See Note 3).

During June 2007, the Company entered into a consulting agreement for strategic planning services with a stockholder for a period of twelve months for a monthly fee of $5,000. The monthly fee will accrue until the Company raises $500,000 in a private placement.

NOTE 6      COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On June 28, 2007, the Company entered into an employment agreement with an individual to become the CEO.  The agreement calls for a monthly salary of $4,000, of which half will accrue until the Company has raised $500,000 in a private placement and 450,000 shares of common stock that vest monthly over a two year period.  The employment agreement is at will and can be terminated immediately by the Company or the CEO with 60 days notice

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 AND 2006
NOTES TO FINANCIAL STATEMENTS

(B) Consulting Agreements

During July 2007, the Company entered into five separate advisory agreements with individuals to serve as advisors to assist with the due diligence, strategic planning, marketing, negotiation, and closing activities with a target company.  The advisory agreements call for the issuance of a total of 652,500 shares of common stock.  The shares vest monthly over a two year period and were valued at a recent cash offering price of $0.37 per share (See Note 4(E)).

During June 2007, the Company entered into a consulting agreement for strategic planning services with a shareholder for a period of twelve months for a monthly fee of $5,000.  The monthly fee will accrue until the Company raises $500,000 in a private placement.

NOTE 7      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a deficit accumulated since inception of $197,722, negative cash flows from operations since inception of $44,371 and a shareholder’s deficit of $13,821 as of December 31, 2007.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8      SUBSEQUENT EVENT

On November 7, 2007 the company entered into a non-binding letter of intent to license certain intellectual property from an individual and a company related to that individual  in exchange for common stock  in International Mergers & Acquisitions Corp., or its assigns, of 34% of the outstanding shares and a commitment to provide not less than $2 million in capital contributions, grants or borrowings.  As of February 4, 2008, no definitive agreements have been entered into and this transaction has not closed.