Form 10-Q
period 2008-03-31
International Mergers & Acquisitions Corp
filed 2008-05-15
CIK 1405127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(Exact name of registrant as specified in Charter)

Florida	000-52717	65-0968841
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1835 Seneca Blvd
Winter Springs, FL 32708
 (Address of Principal Executive Offices)
 _______________

(407)341-5498
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008: 9,000,000 shares of common stock.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II—OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

CONTENTS

PAGE	F1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

PAGE	F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	F3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	F4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	F5 - F8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$17,298	$25,582
Accrued Interest Receivable	1,051	323
Note Receivable	29,500	29,500
TOTAL CURRENT ASSETS	$47,849	$55,405

TOTAL ASSETS	$47,849	$55,405

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$9,048	$963
Accrued Consulting Expense	45,000	30,000
Accrued Interest on Note Payable, Shareholder	855	263
Accrued Payroll	20,000	14,000
Notes Payable - Shareholder	24,000	24,000
TOTAL CURRENT LIABILITIES	$98,903	$69,226

TOTAL LIABILITIES	$98,903	$69,226

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,000,000 & 9,000,000 issued and outstanding, respectively	$9,000	$9,000
Additional paid-in capital	514,145	514,145
Deferred Stock Compensation	(254,954)	(305,944)
Stock Subscription Receivable	(33,300)	(33,300)
Accumulated deficit during development stage	(285,945)	(197,722)
TOTAL STOCKHOLDERS' DEFICIENCY	$(51,054)	$(13,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$47,849	$55,405

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS			For the Period From
	Three Months Ended	Three Months Ended	12/31/1999 (Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
Consulting	$50,991		$182,584
Payroll Expenses	13,004		38,602
Professional	23,554		54,755
General & Administrative	810	150	10,200

Total Expenses	$88,359	$150	$286,141

LOSS FROM OPERATIONS	$(88,359)	$(150)	$(286,141)

OTHER INCOME (EXPENSE)
Interest income	$728		$1,051
Interest expense	(592)		(855)
TOTAL OTHER INCOME (EXPENSE)	$136	$-	$196

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(88,223)	$(150)	$(285,945)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	$9,000,000	$1,000,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO MARCH 31, 2008 (Unaudited)

						Deficit
	Preferred stock		Common stock			accumulated
	$.001 Par Value		$.001 Par Value		Additional	during			Total
					paid-in	development	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Compensation	Deficiency

Balance December 19, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	-	1,000

In-kind contirubiton	-	-	-	-	5,970	-	-	-	5,970

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(6,970)	-	-	(6,970)

Balance December 31, 1999	-	-	1,000,000	1,000	5,970	(6,970)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2000	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2000	-	-	1,000,000	1,000	6,120	(7,120)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2001	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2001	-	-	1,000,000	1,000	6,270	(7,270)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2002	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2002	-	-	1,000,000	1,000	6,420	(7,420)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2003	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2003	-	-	1,000,000	1,000	6,570	(7,570)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2004	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2004	-	-	1,000,000	1,000	6,720	(7,720)	-	-	-

In-kind contirubiton	-	-	-	-	550	-	-	-	550

Net loss, 2005	-	-	-	-	-	(550)	-	-	(550)

Balance, December 31, 2005	-	-	1,000,000	1,000	7,270	(8,270)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss 2006	-	-	-	-	-	(150)	-	-	(150)

Balance, December 31, 2006	-	-	1,000,000	1,000	7,420	(8,420)	-	-	-

Shares returned and cancelled	-	-	(122,500)	(123)	123	-	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Shares issued for cash	-	-	7,020,000	7,020	99,630	-	(33,300)	-	73,350

Shares issued for services	-	-	1,102,500	1,103	406,822	-	-	(305,944)	101,981

Net loss 2007	-	-	-	-	-	(189,302)	-	-	(189,302)

Balance, December 31, 2007	-	-	9,000,000	9,000	514,145	(197,722)	(33,300)	(305,944)	(13,821)

Shares issued for services	-	-	-	-	-	-	-	50,990	50,990

Net loss for the three months ended March 31, 2008	-	-	-	-	-	(88,223)	-	-	(88,223)

Balance, March 31, 2008	-	-	9,000,000	9,000	514,145	(285,945)	(33,300)	(254,954)	(51,054)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
			For the Period From
	Three Months Ended	Three Months Ended	12/31/1999 (Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,223)	$(150)	$(285,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in-kind contributions	-	150	7,570
Accretion of Deferred Stock Compensation	50,990	-	152,970
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(728)	-	(1,051)
Increase (Decrease) in accounts payable & accrued expenses	29,677	-	74,904
Net cash used in operating activities	$(8,284)	$-	$(51,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	-	(29,500)
Net cash provided by investing activities	$-	$-	$(29,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	74,350
Proceeds from shareholder loan	-	-	24,000

Net cash provided by financing activities	$-	$-	$99,453

NET INCREASE IN CASH	$(8,284)	$-	$17,298

CASH, BEGINNING OF PERIOD	25,582	-

CASH, END OF PERIOD	$17,298	$-	$17,298

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of March 31 2008 and 2007, there were no common share equivalents outstanding.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

(G) Fair Value

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, note receivable, note payable shareholder and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

(I) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2	NOTE RECEIVABLE

On November 21, 2007 the company advanced $29,500 to James Crowell.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  As of year end the note was in default.  Upon default of the note receivable the balance will accrue interest at a rate of 16%.  Total accrued interest income as of March 31, 2008 and December 31, 2007 was $1,051 and $323 respectively.  The term of the note was subsequently extended to April 30, 2008.  As of May 12, 2008 the note is in default.

NOTE 3	NOTE PAYABLE - SHAREHOLDER

On November 21, 2007 the company borrowed $24,000 from a shareholder.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  As of year end the note was in default.  Upon default of the note payable the balance will accrue interest at a rate of 16%.  Total accrued interest expense as of March 31, 2008 and December 31, 2007 was $1,257 and $263, respectively.  The term of the note was subsequently extended to April 30, 20008.  As of May 12, 2008 the note is in default.

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
MARCH 31, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

(D) In-Kind Contribution

For the period ended December 31, 2007 the stockholder of the Company paid $150 of operating expenses on behalf of the Company (See Note 5).

During 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $150, $550, $150, $150, $150, $150, $150 and $5,970, respectively, of operating expenses on behalf of the Company (See Note 5).

(E) Stock issued for Services

In July 2007, the Company entered into advisory agreements with five individuals to provide assist with the due diligence, strategic planning, marketing, negotiation, and closing activities with a target company. The agreements call for the advisors to provide services for a period of two years. In addition the Company sold the advisors 652,500 shares of common stock for cash proceeds of $653 and recorded the fair value of the common stock of $241,425. The fair value of the common stock will be recognized over the term of the agreements. For the three months ended March 31, 2008, the Company has recognized consulting expense of $50,990 under the agreements.

During June 2007, the Company issued 450,000 shares of common stock to its CEO under an employment agreement for cash of $450 and recorded the fair value of the common stock of $166,500.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5  RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $7,570 of expenses on behalf of the Company from inception (See Note 4 (D)).

A stockholder in the company advanced $24,000 under the terms of a note payable (See Note 3).

NOTE 6 COMMITMENTS AND CONTINGINCIES

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

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a deficit accumulated since inception of $285,945, negative cash flows from operations since inception of $51,552 and a shareholder’s deficit of $51,054 for the period ending March 31, 2008.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP. (f/k/a CAPITAL VENTUES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 SUBSEQUENT EVENT

On November 7, 2007 the Company entered a non-binding letter of intent to license certain intellectual property from Jim Crowell and enLIGHTen in exchange for a 34% ownership interest in International Mergers & Acquisitions Corp., or its assigns, and a commitment to provide not less than $2 million in capital contributions, grants or borrowings.  As of May 12, 2008, no definitive agreements have been entered and this transaction has not closed.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of May 12, 2008, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

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

Results of Operation

We did not have any operating income from inception through March 31, 2008. From inception through the period ended March 31, 2008, we recognized a net loss from operations of $285,945. For the three months ended March 31, 2008, we recognized a net loss from operations of $88,223. Expenses for the three months were comprised of costs mainly associated with consulting, legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $17,298. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

On November 21, 2007 we borrowed $24,000 from a shareholder.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  As of year end the note was in default.  Upon default of the note payable the balance will accrue interest at a rate of 16%.  Total accrued interest expense as of March 31, 2008 and December 31, 2007 was $1,257 and $263, respectively.  The term of the note was subsequently extended to April 30, 20008.  As of May 12, 2008 the note is in default.

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

On November 7, 2007 the Company entered a non-binding letter of intent to license certain intellectual property from Jim Crowell and enLIGHTen in exchange for a 34% ownership interest in International Mergers & Acquisitions Corp., or its assigns, and a commitment to provide not less than $2 million in capital contributions, grants or borrowings. As of May 12, 2008, no definitive agreements have been entered and this transaction has not closed.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

On November 21, 2007 we borrowed $24,000 from a shareholder. The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note. As of year end the note was in default. Upon default of the note payable the balance will accrue interest at a rate of 16%. Total accrued interest expense as of March 31, 2008 and December 31, 2007 was $1,257 and $263, respectively. The term of the note was subsequently extended to April 30, 20008. As of May 12, 2008 the note is in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert Palumbo	President, Chief Executive Officer,	May 14, 2008
Robert Palumbo	Chief Financial Officer, Director