Form 10-Q
period 2008-06-30
International Mergers & Acquisitions Corp
filed 2008-08-13
CIK 1405127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2008: 9,000,000 shares of common stock.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.

FORM 10-Q

June 30, 2008

INDEX

PART I --FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II --OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(F/K/A CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGES	3-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGES	6 – 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
f/k/a Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,542	$25,582
Accrued Interest Receivable	1,786	323
Note Receivable	29,500	29,500
TOTAL CURRENT ASSETS	$34,828	$55,405

TOTAL ASSETS	$34,828	$55,405

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,050	$963
Accrued Consulting Expense	60,000	30,000
Accrued Interest on Note Payable, Shareholder	1,453	263
Accrued Payroll	30,000	14,000
Notes Payable - Shareholder	24,000	24,000
TOTAL CURRENT LIABILITIES	$116,503	$69,226

TOTAL LIABILITIES	$116,503	$69,226

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,000,000 & 9,000,000 issued and outstanding, repspectively	$9,000	$9,000
Additional paid-in capital	514,145	514,145
Deferred Stock Compensation	(203,962)	(305,944)
Stock Subscription Receivable	(33,300)	(33,300)
Accumulated deficit during development stage	(367,558)	(197,722)
TOTAL STOCKHOLDERS' DEFICIENCY	$(81,675)	$(13,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$34,828	$55,405

The accompanying notes are an integral part of these condensed unaudited financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
f/k/a Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
						For the Period From
	Three Month Ended	Three Month Ended		Six Months Ended	Six Months Ended	December 31, 1999 (Inception)
	June 30, 2008	June 30, 2007		June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$	$		$-	$-	$-

EXPENSES
Consulting	$50,990	$		$101,981		$202,860
Payroll Expenses	12,294			25,298		50,896
Professional	18,170		15,000	41,724	15,000	103,638
General & Administrative	296		3,076	1,106	3,226	10,497

Total Expenses	$81,750		$18,076	$170,109	$18,226	$367,891

LOSS FROM OPERATIONS	$(81,750)		$(18,076)	$(170,109)	$(18,226)	$(367,891)

OTHER INCOME (EXPENSE)
Interest income	$735	$		$1,463		$1,786
Interest expense	(598)			(1,190)		(1,453)
TOTAL OTHER INCOME (EXPENSE)	$137		$-	$273	$-	$333

INCOME TAX EXPENSE	-		-	-	-	-

NET LOSS	$(81,613)		$(18,076)	$(169,836)	$(18,226)	$(367,558)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)		$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	9,000,000		1,100,000	9,000,000	1,050,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
f/k/a Capital Ventures Group III, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

	Preferred stock		Common stock			Deficit accumulated
	$.001 Par Value		$.001 Par Value		Additional	during			Total
					paid-in	development	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Compensation	Deficiency

Balance December 19, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	-	1,000

In-kind contirubiton	-	-	-	-	5,970	-	-	-	5,970

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(6,970)	-	-	(6,970)

Balance December 31, 1999	-	-	1,000,000	1,000	5,970	(6,970)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2000	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2000	-	-	1,000,000	1,000	6,120	(7,120)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2001	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2001	-	-	1,000,000	1,000	6,270	(7,270)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2002	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2002	-	-	1,000,000	1,000	6,420	(7,420)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2003	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2003	-	-	1,000,000	1,000	6,570	(7,570)	-	-	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss, 2004	-	-	-	-	-	(150)	-	-	(150)

Balance December 31, 2004	-	-	1,000,000	1,000	6,720	(7,720)	-	-	-

In-kind contirubiton	-	-	-	-	550	-	-	-	550

Net loss, 2005	-	-	-	-	-	(550)	-	-	(550)

Balance, December 31, 2005	-	-	1,000,000	1,000	7,270	(8,270)	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Net loss 2006	-	-	-	-	-	(150)	-	-	(150)

Balance, December 31, 2006	-	-	1,000,000	1,000	7,420	(8,420)	-	-	-

Shares returned and cancelled	-	-	(122,500)	(123)	123	-	-	-	-

In-kind contirubiton	-	-	-	-	150	-	-	-	150

Shares issued for cash	-	-	7,020,000	7,020	99,630	-	(33,300)	-	73,350

Shares issued for services	-	-	1,102,500	1,103	406,822	-	-	(305,944)	101,981

Net loss 2007	-	-	-	-	-	(189,302)	-	-	(189,302)

Balance, December 31, 2007	-	-	9,000,000	9,000	514,145	(197,722)	(33,300)	(305,944)	(13,821)

Accrestion of Deferred Compensation	-	-	-	-	-	-	-	101,982	101,982

Net loss for the six months ended June 30, 2008	-	-	-	-	-	(169,836)	-	-	(169,836)

Balance June 30, 2008	-	$-	9,000,000	$9,000	$514,145	$(367,558)	$(33,300)	$(203,962)	$(81,675)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
f/k/a Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
			For the Period From
	Six Months Ended	Six Months Ended	December 31, 1999 (Inception)
	June 30, 2008	June 30, 2007	to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169,836)	$(18,226)	$(367,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in-kind contributions	-		7,570
Accretion of Deferred Stock Compensation	101,982		203,962
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,463)		(1,786)
Increase (Decrease) in accounts payable & accrued expenses	47,277	18,076	92,504
Net cash used in operating activities	$(22,040)	$(150)	$(65,308)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$	$
Issuance of Note Receivable			(29,500)
Net cash used in investing activities	$-	$-	$(29,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$	$250	$74,350
Proceeds from shareholder loan			24,000
Net cash provided by financing activities	$-	$250	$98,350

NET INCREASE (DECREASE) IN CASH	$(22,040)	$100	$3,542

CASH, BEGINNING OF PERIOD	25,582	-	-

CASH, END OF PERIOD	$3,542	$100	$3,542

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid			$
Income taxes paid	$-		$

The accompanying notes are an integral part of these condensed unaudited financial statements.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2008
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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for the interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.  It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30 2008 and 2007 there were no common share equivalents outstanding.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2008
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

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2   NOTE RECEIVABLE

On November 21, 2007 the company advanced $29,500 to James Crowell.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  In the event of default, the note receivable balance will accrue interest at a rate of 16%.  Total accrued interest receivable as of June 30, 2008 and December 31, 2007 was $1,786 and $323 respectively.  On April 30, 2008 the term of the note was extended to May 21, 2009.

NOTE 3   NOTE PAYABLE - SHAREHOLDER

On November 21, 2007 the company borrowed $24,000 from a shareholder.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  In the event of default, the note payable balance will accrue interest at a rate of 16%.  Total accrued interest expense as of June 30, 2008 and December 31, 2007 was $1,453 and $263, respectively.  On August 12, 2008 the term of the note was extended to November 21, 2008.

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
JUNE 30, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

During July 2007, the Company issued 6,750,000 shares of common stock to four individuals for cash of $6,750 ($0.001 per share).

During July 2007, the Company issued 270,000 shares of common stock to three individuals for cash of $99,900 ($0.37 per share).  As of June 30, 2008, a subscription receivable of $33,300 remains uncollected.

(D) In-Kind Contribution

For the period ended December 31, 2007 the stockholder of the Company paid $150 of operating expenses on behalf of the Company (See Note 5).

During 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $150, $550, $150, $150, $150, $150, $150 and $5,970, respectively, of operating expenses on behalf of the Company (See Note 5).

(E) Stock issued for Services

In July 2007, the Company entered into advisory agreements with five individuals to   provide assist with the due diligence, strategic planning, marketing, negotiation, and closing activities with a target company. The agreements call for the advisors to provide services for a period of two years.  In addition the Company sold the advisors 652,500 shares of common stock for cash proceeds of $653 and recorded the fair value of the common stock of $241,425. The fair value of the common stock will be recognized over the two year term of the agreements. For the six months ended June 30, 2008, the Company has recognized consulting expense of $60,357 under the agreements.  .

During June 2007, the Company issued 450,000 shares of common stock to its CEO under an employment agreement for cash of $450 and recorded the fair value of the common stock of $166,500 that vest over a two year period.  For the six months ended June 30, 2008, the Company has recognized a payroll expense of $41,625 under the agreement.

NOTE 5   RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $7,570 of expenses on behalf of the Company from inception (See Note 4 (D)).

A stockholder in the company advanced $24,000 under the terms of a note payable (See Note 3).

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6   COMMITMENTS AND CONTINGINCIES

(A) Employment Agreement

On June 28, 2007, the Company entered into an employment agreement with an individual to become the CEO.  The agreement calls for a monthly salary of $4,000, of which half will accrue until the Company has raised $500,000 in a private placement and 450,000 shares of common stock that vest monthly over a two year period.  The employment agreement is at will and can be terminated immediately by the Company or the CEO with 60 days notice.

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

NOTE 7   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a deficit accumulated since inception of $367,558, negative cash flows from operations since inception of $65,308 and a shareholder’s deficit of $81,675 for the period ending June 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through June 30, 2008. From inception through the period ended June 30, 2008, we recognized a net loss from operations of $367,891. For the three months ended June 30, 2008, we recognized a net loss from operations of $81,750. Expenses for the three months were comprised of costs mainly associated with consulting, legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $3,542. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

On November 21, 2007 we borrowed $24,000 from a shareholder.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  As of year end the note was in default.  Upon default of the note payable the balance will accrue interest at a rate of 16%.  Total accrued interest expense as of June 30, 2008 and December 31, 2007 was $1,257 and $263, respectively.  The term of the note was subsequently extended to November 21, 2008.

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

On November 7, 2007 the Company entered a non-binding letter of intent to license certain intellectual property from Jim Crowell and enLIGHTen in exchange for a 34% ownership interest in International Mergers & Acquisitions Corp., or its assigns, and a commitment to provide not less than $2 million in capital contributions, grants or borrowings. As of August 12, 2008, no definitive agreements have been entered and this transaction has not closed.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our  results of operations, financial position or liquidity for the periods presented in this report.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.
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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

On November 21, 2007 we borrowed $24,000 from a shareholder. The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note. As of year end the note was in default. Upon default of the note payable the balance will accrue interest at a rate of 16%. Total accrued interest expense as of June 30, 2008 and December 31, 2007 was $1,257 and $263, respectively. The term of the note was subsequently extended to November 21, 2008.

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

Signature	Title	Date

/s/ Robert Palumbo	President, Chief Executive Officer,	August 13, 2008
Robert Palumbo	Chief Financial Officer, Director