Form 10-Q
period 2008-09-30
International Mergers & Acquisitions Corp
filed 2008-11-14
CIK 1405127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2008: 9,000,000 shares of common stock.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.

FORM 10-Q

September 30, 2008

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

SIGNATURE

 Item 1. Financial Information

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(F/K/A CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31 2007

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 19, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)

PAGES	5 – 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,413	$25,582
Accrued Interest Receivable	2,538	323
Note Receivable	29,500	29,500
TOTAL CURRENT ASSETS	$35,451	$55,405

TOTAL ASSETS	$35,451	$55,405

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$21	$963
Accrued Consulting Expense	60,000	30,000
Accrued Interest on Notes Payable, Shareholders	2,069	263
Accrued Payroll	45,213	14,000
Notes Payable - Shareholders	29,000	24,000
TOTAL CURRENT LIABILITIES	$136,303	$69,226

TOTAL LIABILITIES	$136,303	$69,226

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,000,000 & 9,000,000 issued and outstanding, respectively	$9,000	$9,000
Additional paid-in capital	514,145	514,145
Deferred Stock Compensation	(152,972)	(305,944)
Stock Subscription Receivable	(33,300)	(33,300)
Accumulated deficit during development stage	(437,725)	(197,722)
TOTAL STOCKHOLDERS' DEFICIENCY	$(100,852)	$(13,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$35,451	$55,405

The accompanying notes are an integral part of these condensed unaudited financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					For the Period From
	Three Month Ended	Three Month Ended	Nine Months Ended	Nine Months Ended	12/31/1999 (Inception)
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Consulting	$50,991	$49,890	$152,972	$49,890	$253,851
Payroll Expenses	15,213	12,446	40,511	12,446	66,109
Professional	3,556	34,818	45,280	34,818	107,194
General & Administrative	544	4,998	1,650	5,148	11,040

Total Expenses	$70,304	$102,152	$240,413	$102,302	$438,194

LOSS FROM OPERATIONS	$(70,304)	$(102,152)	$(240,413)	$(102,302)	$(438,194)

OTHER INCOME (EXPENSE)
Interest income	$752		$2,216	$-	$2,538
Interest expense	(616)		(1,806)	-	(2,069)
TOTAL OTHER INCOME (EXPENSE)	$136	$-	$410	$-	$469

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(70,168)	$(102,152)	$(240,003)	$(102,302)	$(437,725)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	(0.03)	(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	$9,000,000	$8,680,354	9,000,000	3,588,251

The accompanying notes are an integral part of these condensed unaudited financial statements.

INTERNATIONAL MERGERS & ACQUISITIONS CORP.
F/K/A Capital Ventures Group III, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
			For the Period From
	Nine Months Ended	Nine Months Ended	12/31/1999 (Inception)
	September 30, 2008	September 30, 2007	to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,003)	$(102,302)	$(437,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in-kind contributions	-	150	7,570
Accretion of Deferred Stock Compensation	152,972	49,890	254,952
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(2,215)	-	(2,538)
Increase (Decrease) in accounts payable & accrued expenses	62,078	24,702	107,305
Net cash used in operating activities	$(27,168)	$(27,560)	$(70,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	-	-	(29,500)
Net cash used in investing activities	$-	$-	$(29,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	74,453	74,350
Proceeds from shareholder loan	5,000	-	29,000
Net cash provided by financing activities	$5,000	$74,453	$103,350

NET INCREASE (DECREASE) IN CASH	$(22,168)	$46,893	$3,413

CASH, BEGINNING OF PERIOD	25,582	-	-

CASH, END OF PERIOD	$3,414	$46,893	$3,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2008
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2008 and 2007 there were no common share equivalents outstanding.

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
SEPTEMBER 30, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

(I) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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
SEPTEMBER 30, 2008
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

NOTE 2   NOTE RECEIVABLE

On November 21, 2007 the company advanced $29,500 to James Crowell.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  In the event of default, the note receivable balance will accrue interest at a rate of 16%.  Total accrued interest receivable as of September 30, 2008 and December 31, 2007 was $2,538 and $323 respectively.  On April 30, 2008 the term of the note was extended to November 21, 2008.

NOTE 3   NOTE PAYABLE - SHAREHOLDER

On November 21, 2007 the company borrowed $24,000 from a shareholder.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  In the event of default, the note receivable balance will accrue interest at a rate of 16%.  Total accrued interest expense as of September 30, 2008 and December 31, 2007 was $2,065 and $263, respectively.  On August 12, 2008 the term of the note was extended to May 21, 2009.

On September 26, 2008 the company borrowed $5,000 from a shareholder.  The terms of the loan call for simple interest of 8% with a maturity date of 365 days from the date of the note.  In the event of default, the note receivable balance will accrue interest at a rate of 14%.  Total accrued interest expense as of September 30, 2008 and December 31, 2007 was $4 and $0, respectively

NOTE 4   STOCKHOLDERS’ DEFICIENCY

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
SEPTEMBER 30, 2008
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

(E) Stock issued for Services

In July 2007, the Company entered into advisory agreements with five individuals to   provide assist with the due diligence, strategic planning, marketing, negotiation, and closing activities with a target company. The agreements call for the advisors to provide services for a period of two years.  In addition the Company sold the advisors 652,500 shares of common stock for cash proceeds of $653 and recorded the fair value of the common stock of $241,425. The fair value of the common stock will be recognized over the two year term of the agreements. For the nine months ended September 30, 2008, the Company has recognized consulting expense of $152,972 under the agreements.

During June 2007, the Company issued 450,000 shares of common stock to its CEO under an employment agreement for cash of $450 and recorded the fair value of the common stock of $166,500 that vest over a two year period.  For the nine months ended September 30, 2008, the Company has recognized a payroll expense of $40,511 under the agreement.

NOTE 5   RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $7,570 of expenses on behalf of the Company from inception (See Note 4 (D)).

Stockholders in the company advanced $24,000 on November 21, 2007 and $5,000 on September 26, 2008 under the terms of two notes payable (See Note 3).

INTERNATIONAL MERGERS AND ACQUISITIONS CORP.
(f/k/a CAPITAL VENTURES GROUP III, INC.)
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6    COMMITMENTS AND CONTINGINCIES

(A) Employment Agreement

On June 28, 2007, the Company entered into an employment agreement with an individual to become the CEO.  The agreement calls for a monthly salary of $4,000, of which half will accrue until the Company has raised $500,000 in a private placement and 450,000 shares of common stock that vest monthly over a two year period.  The CEO subsequently waived all salary payments until such time as the company has raised a minimum of $500,000.  The employment agreement is at will and can be terminated immediately by the Company or the CEO with 60 days notice.

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

During June 2007, the Company entered into a consulting agreement for strategic planning services for a period of twelve months for a monthly fee of $5,000.  The monthly fee will accrue until the Company raises $500,000 in a private placement.  In June 2008 the consulting agreement expired and was not renewed

NOTE 7   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a deficit accumulated since inception of $437,725, negative cash flows from operations since inception of $70,437 and a shareholder’s deficit of $100,852 for the period ending September 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8   SUBSEQUENT EVENT

On October 20, 2008 the company entered a non-binding letter of intent to acquire all of the issued and outstanding membership units of Comoe, L.L.C. for 2,400,000 share of IMAC common stock.  As of October 27 2008, no definitive agreements have been entered into and this transaction has not closed.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of October 20, 2008, the company entered a non-binding letter of intent to acquire all of the issued and outstanding membership units of Comoe, L.L.C. for 2,400,000 share of IMAC common stock.  As of October 27, 2008, no definitive agreements have been entered into and this transaction has not closed.

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

Results of Operation

We did not have any operating income from inception through September 30, 2008. From inception through the period ended September 30, 2008, we recognized a net loss from operations of $437,725. For the three months ended September 30, 2008, we recognized a net loss from operations of $70,168. Expenses for the three months were comprised of costs mainly associated with consulting, legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $3,413. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.  Notwithstanding the above, neither our currnet officer and director or any shareholder has agreed in writing to fund our operations, if needed, going forward and therefore they are under no obligation to do so.

On November 21, 2007 we borrowed $24,000 from a shareholder.  The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note.  As of year end the note was in default.  Upon default of the note payable the balance will accrue interest at a rate of 16%.   Total accrued interest expense as of September 30, 2008 and December 31, 2007 was $2,065 and $263, respectively.  The term of the note was subsequently extended to November 21, 2008.

On September 26, 2008 the company borrowed $5,000 from a shareholder.  The terms of the loan call for simple interest of 8% with a maturity date of 365 days from the date of the note.  In the event of default, the note receivable balance will accrue interest at a rate of 14%.  Total accrued interest expense as of September 30, 2008 and December 31, 2007 was $4 and $0, respectively.

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

The Company does not intend to hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

On October 20, 2008 the company entered a non-binding letter of intent to acquire all of the issued and outstanding membership units of Comoe, L.L.C. for 2,400,000 share of IMAC common stock.  As of October 27, 2008, no definitive agreements have been entered into and this transaction has not closed.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

On November 21, 2007 we borrowed $24,000 from a shareholder. The terms of the loan call for simple interest of 10% with a maturity date of 30 days from the date of the note. As of year end the note was in default. Upon default of the note payable the balance will accrue interest at a rate of 16%. Total accrued interest expense as of September 30, 2008 and December 31, 2007 was $2,065 and $263, respectively. The term of the note was subsequently extended to November 21, 2008.

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

Signature	Title	Date

/s/ Robert Palumbo	President, Chief Executive Officer,	November 13, 2008
Robert Palumbo	Chief Financial Officer, Director